Form 10-Q
period 2001-06-30
NORTH SHORE AGENCY INC; AMERICAN RECOVERY CO INC; UCO PROPERTIES INC; TRANSWORLD SYSTEMS INC; PAYCO AMERICAN INTERNATIONAL CORP; QUALINK INC; JENNIFER LOOMIS & ASSOCIATES INC; GRABLE GREINER & WOLFF INC; UNIVERSITY ACCOUNTING SERVICE INC; UNION FINANCIAL SERVICES GROUP INC
filed 2001-08-14
CIK 1067125, 1058629, 1058627, 1058626, 1029391, 1029389, 1029387, 1029386, 1029318, 1058628

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2001
                                --------------------------------

OR

[   ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------

                        Commission File Number  333-16867
                                              -------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     58-2197161
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

390 South Woods Mill Road, Suite 350
      Chesterfield, Missouri                                 63017
---------------------------------             ----------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                             Outstanding at
        Class                                                June 30, 2001
-----------------------                                      --------------
Senior common stock                                             489,795.93
Voting common stock                                           6,088,479.30
Non-voting common stock                                         480,321.30
                                                              ------------
                                                              7,058,596.53
                                                              ============

                           OUTSOURCING SOLUTIONS INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS


Part I.    Financial Information                                            Page

  Item 1.    Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets
             June 30, 2001 and December 31, 2000...............................3


             Condensed Consolidated Statements of Operations for
             the three and six months ended June 30, 2001 and 2000.............4


             Condensed Consolidated Statements of Cash Flows for
             the six months ended June 30, 2001 and 2000.......................5


             Notes to Condensed Consolidated Financial Statements..............6


  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................9


  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......13


Part II.   Other Information..................................................14

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       2001             2000
                                                  -------------    -------------
ASSETS

Cash and cash equivalents                          $   8,260         $ 10,273

Cash and cash equivalents held for clients            23,209           21,970

Accounts receivable - trade, less allowance for       70,404           62,876
  doubtful receivables of  $324 and $447

Purchased loans and accounts
  receivable portfolios                               19,390           24,690

Property and equipment, net                           45,390           46,601

Intangible assets, net                               429,547          417,084

Deferred financing costs, less accumulated            20,889           22,934
  amortization of $6,745 and $4,538

Other assets                                          37,923           30,426
                                                     -------          -------
        TOTAL                                       $655,012         $636,854
                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable - trade                             $13,836          $14,446

Collections due to clients                            23,209           21,970

Accrued salaries, wages and benefits                  17,039           15,195

Debt                                                 534,841          539,463

Other liabilities                                     74,794           71,080

Commitments and contingencies (Note 2 and 4)

Mandatorily redeemable preferred stock;
  redemption amount of $131,545 and $123,115         113,165          103,455

Stockholders' deficit:
  Senior common stock; $.01 par value;
    authorized 900,000 shares, 489,795.93
    issued in 2001 and outstanding                         5                -
  Voting common stock; $.01 par value;
    authorized 20,000,000 shares, 9,166,728.37
    shares issued                                         92               92
  Non-voting common stock; $.01 par value;
    authorized 2,000,000 shares, 480,321.30
    issued and outstanding                                 5                5
  Paid-in capital                                    223,277          200,537
  Accumulated deficit                               (201,871)        (192,715)
  Accumulated other comprehensive income              (6,621)               -
                                                     -------          -------
                                                      14,887            7,919
  Notes receivable from management for
    shares sold                                       (1,902)          (1,817)
  Common stock in treasury, at cost;
    3,078,249.07 shares                             (134,857)        (134,857)
                                                     -------          -------
        Total stockholders' deficit                 (121,872)        (128,755)
                                                     -------          -------
               TOTAL                                $655,012         $636,854
                                                    ========         ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                  June 30,
                                                           ---------------------    --------------------
                                                               2001       2000         2001       2000

REVENUES                                                   $ 157,433   $ 137,373    $309,019   $270,623

EXPENSES:
  Salaries and benefits                                       80,566      66,598      154,890    132,604
  Service fees and other operating and
    administrative expenses                                   48,015      43,414       95,634     85,011
  Amortization of purchased loans and accounts
    receivable portfolios                                      5,012       8,109       11,991     14,785
  Amortization of goodwill and other intangibles               4,161       3,979        8,213      7,949
  Depreciation expense                                         3,605       4,098        7,307      8,111
  Nonrecurring realignment expenses                                -       1,000            -      1,000
                                                             -------     -------      -------    -------
      Total expenses                                         141,359     127,198      278,035    249,460
                                                             -------     -------      -------    -------

OPERATING INCOME                                              16,074      10,175       30,984     21,163
INTEREST EXPENSE - Net                                        13,819      15,209       30,080     29,452
                                                             -------     -------      -------    -------
INCOME (LOSS) BEFORE INCOME TAXES                              2,255      (5,034)         904     (8,289)
PROVISION FOR INCOME TAXES                                       175         169          350        294
                                                             -------     -------      -------    -------
NET INCOME (LOSS)                                              2,080      (5,203)         554     (8,583)
PREFERRED STOCK DIVIDEND REQUIREMENTS AND ACCRETION
   OF SENIOR PREFERRED STOCK                                   4,928       4,364        9,710      8,607
                                                             -------     -------      -------    -------

NET LOSS TO COMMON STOCKHOLDERS                              $(2,848)    $(9,567)     $(9,156)  $(17,190)
                                                             ========    ========     =======   ========





















               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 ---------------------
                                                                                   2001       2000
OPERATING ACTIVITIES AND PORTFOLIO PURCHASING:
  Net income (loss)                                                                $   554   $ (8,583)
  Adjustments to reconcile net income (loss) to net cash from operating activities and portfolio purchasing:
    Depreciation and amortization                                                   17,727     18,268
    Amortization of purchased loans and accounts receivable portfolios              11,991     14,785
    Non-cash compensation expense related to variable stock options                    741          -
    Change in assets and liabilities excluding the effects of acquisitions:
      Purchases of loans and accounts receivable portfolios                         (6,691)    (5,328)
      Accounts receivable and other assets                                         (11,572)    (8,242)
      Accounts payable, accrued expenses and other liabilities                      (1,943)    (3,322)
                                                                                   --------  ---------

        Net cash from operating activities and portfolio purchasing                 10,807      7,578
                                                                                   -------   --------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                             (5,657)    (8,955)
  Payment for acquisitions, net of cash acquired                                   (21,254)         -
  Purchases of loans and accounts receivable portfolios for resale to FINCO        (43,629)   (54,306)
  Sales of loans and accounts receivable portfolios to FINCO                        43,629     54,306
  Other                                                                             (3,025)    (1,577)
                                                                                   -------   --------

        Net cash used by investing activities                                      (29,936)   (10,532)
                                                                                   -------   --------

FINANCING ACTIVITIES:
  Borrowings under revolving credit agreement                                      160,800    174,650
  Repayments under revolving credit agreement                                     (160,400)  (165,650)
  Repayments of debt                                                                (5,126)    (1,705)
  Proceeds from issuance of common stock                                            22,004        201
  Deferred financing fees                                                             (162)         -
                                                                                   --------  --------

           Net cash from financing activities                                       17,116      7,496
                                                                                   -------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (2,013)     4,542

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      10,273      6,059
                                                                                   -------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 8,260   $ 10,601
                                                                                   =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for interest                                             $28,647   $ 27,621
                                                                                   =======   ========
  Net cash paid during period for taxes                                            $   321   $    181
                                                                                   =======   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Accrued dividends on mandatorily redeemable preferred stock                      $ 8,430   $  7,366
                                                                                   =======   ========
  Accretion of mandatorily redeemable preferred stock                              $ 1,280   $  1,241
                                                                                   =======   ========
  Notes receivable for common stock                                                $     -   $  1,400
                                                                                   =======   ========


               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

OUTSOURCING SOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except for share and per share amounts)
--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.


NOTE 2.  LITIGATION

From time to time, the Company and certain of its subsidiaries are subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's businesses. In addition, as a result of the acquisition of The Union Corporation, certain subsidiaries of the Company are a party to several on-going environmental remediation investigations by federal and state governmental agencies and clean-ups and, along with other companies, has been named a "potentially responsible party" for certain waste disposal sites. While the results of litigation cannot be predicted with certainty, the Company has provided for the estimated uninsured amounts and costs to resolve the pending suits and management, in consultation with legal counsel, believes that reserves established for the ultimate resolution of pending matters are adequate at June 30, 2001.


NOTE 3.  PURCHASED LOANS AND ACCOUNTS RECEIVABLE PORTFOLIOS FINANCING

OSI Funding LLC ("FINCO") is a special-purpose finance company with the Company having approximately 29% of the voting rights.

The following summarizes the transactions between the Company and FINCO for the periods ended June 30:

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      -------------------    -------------------
                                        2001       2000        2001       2000
Sales of purchased loans and
  accounts receivable portfolios
  by the Company to FINCO             $27,007    $37,782     $43,629    $54,306

Servicing fees paid by
  FINCO to the Company                $ 9,170    $ 5,032     $20,169    $ 9,337


Sales of purchased loans and accounts receivable portfolios ("Receivables") by the Company to FINCO were in the same amount and occurred shortly after such portfolios were acquired by the Company from the various unrelated sellers. In conjunction with sales of Receivables to FINCO and the servicing agreement, the Company recorded servicing assets which are being amortized over the servicing agreement. The carrying value of such servicing assets, which are included in other assets in the accompanying condensed consolidated balance sheet, was $10,920 at June 30, 2001 and was $5,612 at December 31, 2000.

At June 30, 2001 and December 31, 2000, FINCO had unamortized Receivables of $84,899 and $76,908, respectively. At June 30, 2001 and December 31, 2000, FINCO had outstanding borrowings of $74,000 and $67,636, respectively, under its revolving warehouse financing arrangement.

FINCO's summarized results from operations for the periods ended June 30 are as follows:

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   --------------------     --------------------
                                     2001      2000           2001       2000

Revenues                            $32,220   $14,581        $59,190    $26,902
Income from operations                3,009       997          4,631      1,863
Net income                            1,977       303          2,437        564


NOTE 4:  ACQUISITIONS

On March 12, 2001, the Company through a newly formed limited liability company, Coast to Coast Consulting, LLC, acquired certain assets and assumed certain liabilities of Coast to Coast Consulting, Inc. ("CCC"), a service company providing highly skilled experts to health care clients to assist with their on-site, back office functions such as billing, collections, special projects and other areas. Total cash consideration for CCC was approximately $16,300 including transaction costs of $150. The acquisition contains a certain contingent payment obligation based on the attainment of a certain financial performance target over the next three years. The future contingent payment obligation, if any, is expected to be accounted for as additional goodwill as the payment is made.

On April 30, 2001, the Company through a newly formed limited liability company, Pacific Software Consulting, LLC, acquired (i) certain assets and assumed certain liabilities of Pacific Software Consulting, Inc. ("PSC"), a service company providing highly skilled consultants to banks to assist in their back office functions, and (ii) associated patentable property. Total cash consideration for these acquisitions was approximately $4,954 including transaction costs of $45. In connection with these acquisitions, the Company agreed to certain contingent payment obligations based on the attainment of certain financial performance targets through June 2002. The future contingent payment obligations, if any, are expected to be accounted for as additional goodwill as the payments are made.

The above acquisitions were accounted for under the purchase method. The excess of cost over the fair value of net assets of businesses acquired is being amortized on a straight-line basis over 30 years. The purchase price of the acquisitions was financed under the Company's revolving credit facility. Results of operations for the acquired businesses were included in the consolidated financial statements from their respective acquisition dates.


NOTE 5:  DERIVATIVES AND HEDGING ACTIVITIES

At June 30, 2001 and December 31, 2000, the Company had interest rate swap and collared swap agreements outstanding in the notional amounts of $50,000 and $150,000, respectively. Since December 31, 2000, there have been no material changes in these agreements.

On January 1, 2001, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company's transition adjustment upon adoption of the Statement required the recording of a liability of $3,691 with an offset of the same amount to accumulated other comprehensive income. As of June 30, 2001, the liability is $6,621 and is included in other liabilities and accumulated other comprehensive income. The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit and loss. The Company's interest rate hedges are primarily classified as cash flow hedges. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarter ended June 30, 2001, the Company recorded, as part of interest expense, a gain of $518 due to the hedges' effectiveness. For the six months ended June 30, 2001, there was no net impact on interest expense.


NOTE 6:  COMPREHENSIVE INCOME

The components of total comprehensive income for the periods ended June 30 are as follows:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     --------------------   --------------------
                                       2001       2000        2001       2000

Net income (loss)                     $ 2,080    $(5,203)    $   554    $(8,583)
Other comprehensive income item:
  Net loss on cash flow
    hedging instruments                   (83)         -      (6,621)         -
                                      -------    -------     -------    -------
Total comprehensive income (loss)     $ 1,997    $(5,203)    $(6,067)   $(8,583)
                                      =======    =======     =======    =======


NOTE 7:  STOCKHOLDERS' DEFICIT

In April 2001, the Company completed a sale of 489,795.93 shares of senior common stock for $24,000 ($22,004 after all related expenses) to a private equity firm and to certain members of its existing private investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

Revenues for the three months ended June 30, 2001 were $157.4 million compared to $137.4 million in the same period last year - an increase of 14.6%. The revenue increase of $20.0 million was due primarily to increased outsourcing services revenues offset partially by lower portfolio services revenues.
Revenues from outsourcing services increased 99.3% to $43.2 million for the three months ended June 30, 2001 from $21.7 million for the comparable period in 2000. The increased outsourcing services revenues of $21.5 million were due primarily to new and increased existing business and the acquisitions of RWC Consulting Group ("RWC"), Coast to Coast Consulting ("CCC") and Pacific Software Consulting ("PSC"). Revenues from portfolio services of $21.7 million compared unfavorably to $23.7 million in 2000 due primarily to the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios partially offset by increased collections from the cumulative increase in off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001. The collection services revenues increased slightly, 0.5%, to $92.5 million for the three months ended June 30, 2001 from $92.0 million in 2000.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $128.6 million for the three months ended June 30, 2001 and $110.0 million for the comparable period in 2000 - an increase of 16.9%. The increase in these operating expenses resulted primarily from the RWC, CCC and PSC acquisitions and the increased expenses due to the increased revenues of outsourcing services. Operating expenses for the three months ended June 30, 2001 also included non-cash compensation expense related to variable stock options of approximately $0.7 million. Included in operating expenses for the three months ended June 30, 2000, the Company incurred approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options. For the three months ended June 30, 2001, amortization and depreciation charges of $12.8 million were lower than the $16.2 million for the comparable period in 2000 by $3.4 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of lower strategic sales of portfolios and the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

In the three months ended June 30, 2000, the Company incurred nonrecurring realignment expenses of $1.0 million which included costs for closure of certain call centers, severance associated with these office closures and certain other one-time costs.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the three months ended June 30, 2001 was $28.9 million compared to $26.4 million for the same period in 2000. The increase was primarily attributable to the three acquisitions and the higher outsourcing services revenues. Adding back the non-cash stock compensation expense, EBITDA was $29.6 million for the three months ended June 30, 2001; this compared favorably to $27.5 million for the same period in 2000 after adding back the nonrecurring charges and the additional compensation expense.

As a result of the above, the Company's operating income of $16.1 million for the three months ended June 30, 2001 compared favorably to $10.2 million for the same period in 2000.

Net interest expense for the three months ended June 30, 2001 was $13.8 million compared to $15.2 million for the comparable period in 2000. The decrease was due primarily to lower interest rates and lower amortization of deferred financing fees.

The provision for income taxes of $0.2 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at June 30, 2001 are fully offset by a valuation allowance. During the three months ended June 30, 2001, the net deferred tax assets and the valuation allowance decreased by $0.9 million. The decrease was caused by a reduction of deductible temporary differences that exceeded the taxable net operating loss generated during the current period by $0.9 million. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the Company had net income for the three months ended June 30, 2001 of $2.1 million which compared favorably to the net loss of $5.2 million for the three months ended June 30, 2000.


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 2001 were $309.0 million compared to $270.6 million in the same period last year - an increase of 14.2%. The revenue increase of $38.4 million was due to increased outsourcing and portfolio services revenues offset partially by lower collection services revenues. Revenues from outsourcing services increased 94.9% to $81.3 million for the six months ended June 30, 2001 from $41.7 million for the comparable period in 2000. The increased outsourcing services revenues of $39.6 million were due primarily to new and increased existing business of the acquisitions of RWC, CCC and PSC. Revenues from portfolio services of $43.4 million compared favorably to $43.2 million in 2000 due primarily to increased collections from the cumulative increase in off-balance sheet purchased loans and accounts receivable portfolios during 1999, 2000 and 2001 partially offset by the continued negative effect on revenues resulting from the shift to off-balance sheet purchased portfolios. The collection services revenues decreased 0.8% to $184.3 million for the six months ended June 30, 2001 from $185.7 million in 2000. The decreased revenues were due primarily to lower bank card, student loan and telecommunications business offset partially by increased government and letter series business.

Operating expenses, inclusive of salaries and benefits, service fees and other operating and administrative expenses, were $250.5 million for the six months ended June 30, 2001 and $217.6 million for the comparable period in 2000 - an increase of 15.1%. The increase in these operating expenses resulted primarily from the RWC, CCC and PSC acquisitions and the increased expenses due to the increased revenues of outsourcing services. Operating expenses for the six months ended June 30, 2001 included non-cash compensation expense related to variable stock options of approximately $0.7 million. Included in operating expenses for the six months ended June 30, 2000, the Company incurred approximately $0.2 million of additional compensation expense resulting from the redemption of vested stock options. For the six months ended June 30, 2001, amortization and depreciation charges of $27.5 million were lower than the $30.8 million for the comparable period in 2000 by $3.3 million. The lower amortization and depreciation charges resulted primarily from lower portfolio amortization as a result of the shift towards off-balance sheet purchased loans and accounts receivable portfolios.

In the six months ended June 30, 2000, the Company incurred nonrecurring realignment expenses of $1.0 million which included costs for closure of certain call centers, severance associated with these call centers and certain other one-time costs.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA) for the six months ended June 30, 2001 was $58.5 million compared to $52.0 million for the same period in 2000. The increase was primarily attributable to the three acquisitions and the higher outsourcing services revenues. Adding back the non-cash stock compensation expense, EBITDA was $59.2 million for the six months ended June 30, 2001; this compared favorably to $53.2 million for the same period in 2000 after adding back the nonrecurring charges and the additional compensation expense.

As a result of the above, the Company's operating income of $31.0 million for the six months ended June 30, 2001 compared favorably to $21.2 million for the same period in 2000.

Net interest expense for the six months ended June 30, 2001 was $30.1 million compared to $29.5 million for the comparable period in 2000. The increase was due primarily to higher debt balances offset partially by lower interest rates. There was no net impact on interest expense as a result of the Company's hedging activities.

The provision for income taxes of $0.4 million was provided for certain state and foreign income tax obligations. The net deferred tax assets at June 30, 2001 are fully offset by a valuation allowance. During the six months ended June 30, 2001, the net deferred tax assets and the valuation allowance decreased by $0.4 million. The decrease was caused by a reduction of deductible temporary differences that exceeded the taxable new operating loss generated during the current period by $0.4 million. The Company generated a net taxable operating loss for federal and certain state income tax purposes for which a full valuation allowance was provided.

Due to the factors stated above, the Company had net income for the six months ended June 30, 2001 of $0.6 million which compared favorably to the net loss of $8.6 million for the six months ended June 30, 2000.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At June 30, 2001, the Company had cash and cash equivalents of $8.3 million. The Company's credit agreement provides for a $75.0 million revolving credit facility, which allows the Company to borrow for working capital, general corporate purposes and acquisitions, subject to certain conditions. As of June 30, 2001, the Company had $32.4 million outstanding under the revolving credit facility leaving $35.8 million, after outstanding letters of credit, available under the revolving credit facility.

In April 2001, the Company completed a sale of $24.0 million of senior common stock to a private equity firm and to certain members of its existing private investor group, including Madison Dearborn Capital Partners III, L.P., the Company's majority stockholder. The net proceeds of $22.0 million from the sale were used to repay debt under the Company's bank credit facility.

Since December 31, 2000, cash and cash equivalents decreased $2.0 million primarily due to cash utilized for the CCC and PSC acquisitions of $21.3 million, debt repayments of $5.1 million, an earnout payment of $3.0 million and capital expenditures of $5.7 million offset by cash from operating activities and portfolio purchasing of $10.8 million and net proceeds from the issuance of senior common stock of $22.0 million. The Company also held $25.9 million of cash for clients in restricted trust accounts at June 30, 2001.

For the six months ended June 30, 2000, cash and cash equivalents increased $4.5 million primarily due to cash from operating activities and portfolio purchasing of $7.6 million and net cash from financing activities of $7.5 million, primarily borrowings under the revolving credit facility, offset by the use of cash of $10.5 million primarily for capital expenditures.

For the first six months in 2001, the Company made capital expenditures of $5.7 million primarily for the replacement and upgrading of equipment, expansion of facilities and expansion of the Company's information services systems. The Company anticipates capital spending of approximately $13.8 million during 2001, which the Company intends to fund from cash flow from operations and if necessary, borrowings under the revolving credit facility.


Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Any unamortized deferred credit arising from a business combination completed before July 1, 2001 will be recognized as the cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of SFAS 141 on its financial statements.

Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually at the reporting unit level. Also, intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS on January 1, 2002, and earlier adoption is not permitted. The Company is currently evaluating the impact of SFAS 142 on its financial statements. Goodwill amortization recorded for the quarter and six months ended June 30, 2001 was $4.2 million and $8.2 million, respectively, compared to $4.0 million and $7.9 million for the respective periods ending June 30, 2000.

Forward-Looking Statements
--------------------------

The following statements in this entire document are or may constitute forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995: (1) statements concerning the anticipated costs and outcome of legal proceedings and environmental liabilities, (2) statements regarding the Company's expected capital expenditures and the funding thereof, (3) statements regarding the Company's ability to fund its future operating expenses and meet its debt service requirements as they become due, (4) any statements preceded by, followed by or that include the word "believes," "expects," "anticipates," "intends," "should," "may," or similar expressions; and (5) other statements contained or incorporated by reference in this document regarding matters that are not historical facts.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to: (1) the demand for the Company's services, (2) the demand for accounts receivable management generally, (3) general economic conditions, (4) changes in interest rates, (5) competition, including but not limited to pricing pressures, (6) changes in governmental regulations including, but not limited to the federal Fair Debt Collection Practices Act and comparable state statutes, (7) legal proceedings, (8) environmental investigations and clean up efforts, (9) expected synergies, economies of scale and cost savings from acquisitions by the Company not being fully realized or realized within the expected time frames, (10) costs of operational difficulties related to integrating the operations of acquired companies with the Company's operations being greater than expected, (11) unanticipated realignment costs, (12) the Company's ability to generate cash flow or obtain financing to fund its operations, service its indebtedness and continue its growth and expand successfully into new markets and services, and (13) factors discussed from time to time in the Company's public filings.

These forward-looking statements speak only as of the date they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business. From time to time and as required by the Company's credit agreement, the Company will employ derivative financial instruments as part of its risk management program. The Company's objective is to manage risks and exposures and not to trade such instruments for profit or loss.

At December 31, 2000 (the most recent completed fiscal year), the Company had interest rate swap and collared swap agreements outstanding. Since December 31, 2000, there have been no material changes in these agreements.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          From time to time, the Company and certain of its subsidiaries are involved in various investigations, claims and legal proceedings covering a wide range of matters that arise in the normal course of business and are routine to the nature of the Company's business. Other information with respect to legal proceedings appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.



Item 2.   Changes in Securities

          See Note 7 of the Condensed Consolidated Financial Statements included elsewhere herein. The net proceeds from the sale of senior common stock (see Item 4 below) were used to repay debt.



Item 3.   Defaults Upon Senior Securities

          None



Item 4.   Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of security holders during the quarter ended June 30, 2001:

          (1) On April 2, 2001, pursuant to written consent of the shareholders of the Company's voting common stock, the shareholders approved an amendment of the Company's Certificate of Incorporation to provide for the authorization of 900,000 shares of Senior Common Stock and to set forth the voting powers, designations, preferences and other rights, qualifications and restrictions of such Senior Common Stock.

          (2) On April 16,2001, pursuant to written consent of the shareholders of the Company's voting common stock, the shareholders (i) increased the size of the Company's Board of Directors to seven persons, and (ii) elected the following persons as directors of the Company to hold office until the next annual meeting of the shareholders of the Company and until their successors shall have been elected and shall have qualified: R. David Andrews, Timothy Beffa, William Hewitt, Timothy Hurd, Scott Marks, Jr., Richard Thomas and Paul Wood.

          Both of these shareholder consents were executed by holders of 4,536,367.84 shares of the Company's voting common stock.



Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a). Exhibits

               Exhibit 2.1 Asset Purchase Agreement and Patentable Property Purchase Agreement dated April 30, 2001 by and among Outsourcing Solutions Inc., Pacific Software Consulting, LLC, Pacific Software Consulting, Inc., and Edward F. Lambert.
               Exhibit 2.2 Stock Subscription Agreement by and among Gryphon Partners II, L.P., Gryphon Partners II-A, L.P., Outsourcing Solutions Inc., and the additional investors, dated April 3, 2001.
               Exhibit 3 Fourth Amended and Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment dated as of April 16, 2001.
               Exhibit 4 Fifth Supplemental Indenture dated as of April 30, 2001 by and among the Company, the Additional Guarantor and Wilmington Trust Company, as trustee.
               Exhibit 10   2001 Management Incentive Plan.

          (b). Reports on Form 8-K

               There were no reports on Form 8-K filed for the three-month period ended June 30, 2001.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       OUTSOURCING SOLUTIONS INC.
                                       (Registrant)



                                       /s/ Timothy G. Beffa
                                       -----------------------------------
                                       Timothy G. Beffa
                                       President and Chief Executive Officer



                                       /s/ Gary L. Weller
                                       -----------------------------------
                                       Gary L. Weller
                                       Executive Vice President
                                          and Chief Financial Officer


Date:   August 14, 2001