Form 10-K/A
period 2001-12-31
NORTH SHORE AGENCY INC; GENERAL CONNECTOR CORP; UCO PROPERTIES INC; QUALINK INC; INDIANA MUTUAL CREDIT ASSOCIATION INC; OSI EDUCATION SERVICES INC; JENNIFER LOOMIS & ASSOCIATES INC; GRABLE GREINER & WOLFF INC; ASSET RECOVERY & MANAGEMENT CORP; OUTSOURCING SOLUTIONS INC
filed 2002-05-13
CIK 1067125, 1058631, 1058627, 1029389, 1029320, 1029318, 1029387, 1029386, 1029319, 1027574

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                 AMENDMENT NO. 1 TO
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001

 [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from          to
                                             ----------  ----------

                    Commission file Number        333-16867
                                              -----------------

                           Outsourcing Solutions Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     58-2197161
------------------------------------     ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

390 South Woods Mill Road, Suite 350
       Chesterfield, Missouri                              63017
------------------------------------     ---------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:  (314) 576-0022

Securities registered pursuant to Section 12(b) of the Act:

       Title of each Class             Name of each exchange on which registered
----------------------------------     -----------------------------------------
              None                                         None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable, as the stock is not publicly traded.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: As of April 10, 2002, the following shares of the Registrant's common stock were issued and outstanding:

  Senior common stock                                             489,795.93
  Voting common stock                                           6,088,479.30
  Non-voting common stock                                         480,321.30
                                                               -------------
                                                                7,058,596.53

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE: This amendment is being filed because the phrase "after the restatement described in Note 2" was inadvertently omitted from the Report of Independent Accountants by PricewaterhouseCoopers LLP, dated March 22, 2002, included in Item 14(a)1 of Part IV. The corrected Report of Independent Accountants is included herein and the remaining portions of the registrant's Form 10-K for the year ended December 31, 2001, filed April 15, 2002, are not being amended.

                        Report of Independent Accountants

To the Stockholders and Board of Directors of Outsourcing Solutions Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 after the restatement described in Note 2, present fairly, in all material respects, the financial position of Outsourcing Solutions Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company for the year ended December 31, 1999 were audited by other independent accountants whose report dated March 28, 2000 expressed an unqualified opinion on those statements.





/s/ PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP



March 22, 2002,
except for Notes 2, 22 and 24 which are as of April 12, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OUTSOURCING SOLUTIONS INC.



                                       /s/Gary L. Weller
                                       ----------------------------------
                                       Gary L. Weller
                                       Executive Vice President and
                                         Chief Financial Officer


DATE:  May 10, 2002